Form 10-K
period 2004-12-31
SLM Student Loan Trust 2004-2
filed 2005-03-31
CIK 1321783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

SLM FUNDING LLC, as the Depositor
(Exact name of registrant as specified in its charter)

SLM Student Loan Trust 2004-2, as the Issuer

DELAWARE	(333-104887)	57-1176559
(State or other Jurisdiction of Incorporation)	(Commission File Number)	(I.R.S. employer Identification No.)

12061 Bluemont Way, V3419
RESTON, VA 20190
(Address of principal executive offices)

(703) 984-6419
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Documents are incorporated by reference into this Form 10-K: None.

State the aggregate market value of the voting stock held by non-affiliates of the Registrant: None.

This Annual Report on Form 10-K is filed in reliance upon (i) certain no-action letters issued by the Office of Chief Counsel, Division of Corporate Finance of the Securities and Exchange Commission stating that the Division will not object if periodic reports filed by the Registrant pursuant to Sections 13 and 15(d) of the Securities and Exchange Act of 1934 are filed in the manner set forth in such letters and the requests for such letters and (ii) the Registrant’s filing letter accompanying the Registrant’s Current Report on Form 8-K filed with the Commission on or about November 6, 1995 in which the Registrant described the manner in which it intended to file such periodic reports.

PART I.

Item 2. Properties.

SLM Funding LLC is the depositor for the SLM Student Loan Trust 2004-2. The property of the Trust consists of pools of education loans to students and parents of students made under the Federal Family Education Loan Program, all funds collected in respect thereof and monies on deposit in certain trust accounts together with rights to receive payments under certain swap transactions.

On an annual basis, the SLM Student Loan Trust 2004-2 is required to provide statements of compliance of its servicers and administrators. The Annual Statements of Compliance for the SLM Student Loan Trust 2004-2 are attached as Exhibit 19.1 hereto. These statements are required by:

•                  Adminstration Agreement, dated as of March 4, 2004, among SLM Funding LLC,as the Depositor, Sallie Mae, Inc., as the Administrator, Sallie Mae, Inc., as the Servicer, SLM Student Loan Trust 2004-2, as the Trust, The Bank of New York, as the Indenture Trustee, and Chase Manhattan Bank USA, National Association, as the Eligible Lender Trustee; and

•                  the Servicing Agreement, dated as of March 4, 2004 among the Servicer, the Trust, the Administrator, the Indenture Trustee and the Eligible Lender Trustee.

Item 3. Legal Proceedings.

Nothing to report.

Item 4. Submission of Matters to a Vote of Security Holders.

Nothing to report.

PART II.

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

Nothing to report.

Item 7. Other Related Events and Information.

Nothing to report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Item 9B. Other Information.

Nothing to report.

PART III.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Nothing to report.

Item 13. Certain Relationships and Related Transactions.

Nothing to report.

PART IV.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)           Exhibits.    The following documents are filed as part of this Annual Report on Form 10-K:

Designation	Description
Exhibit 19.1	Annual Statements of Compliance of the Administrator and the Servicer

Exhibit 19.2	Annual Independent Certified Public Accountant’s Report

(b)           Reports on Form 8-K.    The Registrant, on behalf of the SLM Student Loan Trust 2004-2, filed four (4) Current Reports on Form 8-K with the Commission during the period covered by this report. They are:

•              On March 10, 2004 in connection with the closing of SLM Student Loan Trust 2004-2;

•              On May 3, 2004, in connection with the April 26, 2004 Quarterly Distribution Report;

•              On August 2, 2004, in connection with the July 26, 2004 Quarterly Distribution Report; and

•              On November 2, 2004, in connection with the October 25, 2004 Quarterly Distribution Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the SLM Student Loan Trust 2004-2 has duly caused this report to be signed, on its behalf by the undersigned hereunto duly authorized.

Dated: March 30, 2005	SLM FUNDING LLC

	By:	/s/ JOHN F. REMONDI
Name: John F. Remondi
Title: President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the dates indicated.

Signature	Title	Date

/s/ JOHN F. REMONDI	President (Principal Executive	March 30, 2005
John F. Remondi	Officer) and Manager

/s/ C.E. ANDREWS	Chief Financial Officer (Principal	March 30, 2005
C. E. Andrews	Financial Officer) and Manager

/s/ THOMAS J. FITZPATRICK	Manager	March 30, 2005
Thomas J. Fitzpatrick

Independent Manager
Victor A. Duva

Independent Manager
Kennith J. Uva

CERTIFICATION

I, John F. Remondi, certify that:

1.     I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of SLM Student Loan Trust 2004-2;

2.     Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3.     Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports;

4.     Based on my knowledge and upon the annual compliance statement included in the report and required to be delivered to the trustee in accordance with the terms of the pooling and servicing, or similar, agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under the servicing agreement; and

5.     The reports disclose all significant deficiencies relating to the servicer’s compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedures, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

Date: March 30, 2005

/s/ JOHN F. REMONDI
John F. Remondi
President
SLM Funding LLC,

as the Depositor of the SLM Student Loan Trust 2004-2

CERTIFICATION

I, C. E. Andrews, certify that:

1.     I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of SLM Student Loan Trust 2004-2;

2.     Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3.     Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports;

4.     Based on my knowledge and upon the annual compliance statement included in the report and required to be delivered to the trustee in accordance with the terms of the pooling and servicing, or similar, agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under the servicing agreement; and

5.     The reports disclose all significant deficiencies relating to the servicer’s compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedures, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

Date: March 30, 2005

/s/ C.E. ANDREWS
C.E. Andrews
Chief Financial Officer
SLM Funding LLC,
as the Depositor for SLM Student Loan Trust 2004-2

INDEX TO EXHIBITS

Exhibit Number	Exhibit	Sequentially Numbered Page
19.1	Annual Statements of Compliance of the Administrator and the Servicer
19.2	Annual Independent Certified Public Accountant’s Report